Form 10-K/A
MERRILL LYNCH DEPOSITOR PREFERREDPLUS TRUST SERIES CTR 1
filed 2004-02-27
CIK 1160865

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                       ----------------------------------

                                   FORM 10-K/A

                                 AMENDMENT NO.1

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                       ----------------------------------

For the fiscal year ended:                               Commission file number:
  December 31, 2002                                              001-16747

                          MERRILL LYNCH DEPOSITOR, INC.
                 (ON BEHALF OF PREFERREDPLUS TRUST SERIES CTR-1)
             (Exact name of registrant as specified in its charter)

                    Delaware                            13-3891329
                 (State or other                    (I. R. S. Employer
                 jurisdiction of                    Identification No.)
                 incorporation)


             World Financial Center,                       10080
               New York, New York                       (Zip Code)
              (Address of principal
               executive offices)

                       ----------------------------------

       Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

PreferredPlus Trust Certificates, Series CTR-1, Listed On The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable.

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

                                 Yes [ ]   No [ ]

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

Not Applicable.

Indicate the number of shares outstanding for each of the registrant's class of common stock, as of the latest practicable date.

Not Applicable.



                       DOCUMENTS INCORPORATED BY REFERENCE

None.


                                EXPLANATORY NOTE

Merrill Lynch Depositor, Inc. (on behalf of PreferredPLUS Trust Series CTR-1) hereby amends its Annual Report for the fiscal year ended December 31, 2002 in its entirety as set forth below.

         PART I

         Item 1.           Business

                                    For information with respect to the
                           underlying securities held by PreferredPLUS Trust Series CTR-1, please refer to Cooper Tire & Rubber

                           Company's (Commission file number 001-04329) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer has filed electronically with the SEC.

                                    Although we have no reason to believe the
                           information concerning the underlying securities or the underlying securities issuer contained in the underlying securities issuer's Exchange Act reports is not reliable, neither the depositor nor the trustee participated in the preparation of such documents, or made any due diligence inquiry with respect to the information provided therein. No investigation with respect to the underlying securities issuer (including, without limitation, no investigation as to its financial condition or creditworthiness) or of the underlying securities has been made. You should obtain and evaluate the same information concerning the underlying securities issuer as you would obtain and evaluate if your investment were directly in the underlying securities or in other securities issued by the underlying securities issuer. There can be no assurance that events affecting the underlying securities or the underlying securities issuer have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

         Item 2.           Properties

                           None.

         Item 3.           Legal Proceedings

                           None.

         Item 4.           Submission Of Matters To A Vote Of Security Holders

                           None.

         PART II

         Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

                                    The Trust Certificates issued by
                           PreferredPlus Trust Series CTR-1 are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company. The Trust Certificates are listed on the New York Stock Exchange.



         Item 6.           Selected Financial Data

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

                           Not Applicable.

         Item 7a.          Quantitative And Qualitative Disclosures About Market
                           Risk

                           Not Applicable.

         Item 8.           Financial Statements And Supplementary Data.

                           Not Applicable.

         Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

                           None.

         Item 9A.          Controls and Procedures

                           The Registrant's current reports on Form 8-K filed with the Securities and Exchange Commission on July 19, 2002 and January 7, 2003 had been filed late and the principal balance of the Class A trust securities as set forth in the distribution reports attached thereto as Exhibits 99.1 were incorrect, therefore such Form 8-Ks which contained the incorrect principal balances were subsequently amended on Form 8-K/A and filed with the Securities and Exchange Commission on March 31, 2003 in order to rectify such errors. The Registrant has revised its procedures so as to provide reasonable assurance that its future Exchange Act filings will be filed within the applicable time periods.

         PART III

         Item 10.          Directors And Executive Officers Of The Registrant

                           Not Applicable.

         Item 11.          Executive Compensation

                           Not Applicable.

         Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

                           (a)      Securities Authorized For Issuance Under
                                    Equity Compensation Plans: None.
                           (b)      Security Ownership Of Certain Beneficial
                                    Owners: None.
                           (c)      Security Ownership Of Management: Not
                                    Applicable.
                           (d)      Changes In Control: None.

         Item 13.          Certain Relationships And Related Party Transactions

                           None.

         Item 14.          Principal Accounting Fees and Services

                           Not Applicable.

         PART IV

         Item 15.          Exhibits, Financial Statement Schedules And Reports
                           On Form 8-K

                                    Attached hereto as Exhibit No. 99.1 is a
                           copy of the Trustee's Annual Compliance Certificate dated March 28, 2003.

                                    Trustee's report in respect of the June 17,
                           2002 distribution to holders of the PreferredPlus Trust Series CTR-1 Class A Certificates incorporated herein by reference as exhibit no. 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2002 as amended on Form 8-K/A filed with the Securities and Exchange Commission on March 31, 2003.

                                    Trustee's report in respect of the December
                           16, 2002 distribution to holders of the PreferredPlus Trust Series CTR-1 Class A Certificates incorporated herein by reference as exhibit no. 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange

                           Commission on January 7, 2003 as amended on Form 8-K/A filed with the Securities and Exchange Commission on March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                  MERRILL LYNCH DEPOSITOR, INC.

          Date: February 23, 2004                 By: /s/ Michael Frank Connor
                                                     --------------------------
                                                     Name:  Michael Frank Connor
                                                     Title: President

I, Michael Frank Connor, certify that:

                  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Merrill Lynch Depositor, Inc., on behalf of PreferredPLUS Trust Series CTR-1;

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


                                                        /s/ Michael Frank Connor
                  Date: February 23, 2004              -------------------------
                                                       Michael Frank Connor
                                                       Chief Executive Officer